Form 10-K/A
period 2000-12-31
MORTGAGE PASS THROUGH CERTIFICATES SERIES 2000-7
filed 2002-07-18
CIK 1124979

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-65481-43

                         Wells Fargo Asset Securities Corporation
                         Mortgage Pass-Through Certificates
                         Series 2000-7 Trust
        (Exact name of registrant as specified in its charter)



New York                           52-2281817
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2001, on behalf of Wells Fargo Asset Securities Corporation Series 2000-7 Trust established pursuant to the Pooling and Servicing Agreement among Wells Fargo Asset Securities Corporation as Seller and Wells Fargo Bank Minnesota, National Association as Master Servicer and First Union National Bank as Trustee, pursuant to which the Wells Fargo Asset Securities Corporation Series 2000-7 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 8, 2000, December 11, 2000 and January 3, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.



                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Wells Fargo Asset Securities Corporation
Mortgage Pass-Through Certificates
Series 2000-7 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Master Servicer

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 10, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

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


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

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

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

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


99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.


EX-99.1 (a)

ERNST&YOUNG     (logo)

Ernst& Young LLP
200 One Shell Square
701 Poydras Street
New Orleans
Louisiana 70139-9869

Phone: (504) 581-4200
www.ey.com


       Report of Independent Accountants on Report on Management's Assertion
          on Compliance with Minimum Servicing Standards Set Forth in the
               Uniform Single Attestation Programfor Mortgage Bankers

         The Directors' Audit Committee
         Hibernia Corporation

         We have examined management's assertion, included in the accompanying report titled Report of Management, that Hibernia National Bank
         (the Company), a wholly owned subsidiary of Hibernia Corporation, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

         Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

         In our opinion, management's assertion that the Company complied with the aforinentioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

         This report is intended solely for the information and use of the Directors' Audit Committee, management, and the U.S. Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.



         March 26, 2001


EX-99.1 (b)

    KPMG   (logo)

    12 Fountain Plaza, Suite 601
    Buffalo, NY 14202

    Independent Accountants' Report



    The Board of Directors HSBC Bank USA:

    We have examined management's assertion about HSBC Mortgage Corporation
    (USA)'s compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying Management Assertion. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards.

    In our opinion, management's assertion that HSBC Mortgage Corporation (USA) has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.



    Buffalo, New York
    February 13, 2001



   EX-99.1 (c)

    PRICEWATERHOUSECOOPERS   (logo)

    PricewaterhouseCoopers LLP
    1441 Main Street, Suite 705
    Columbia SC 29201
    Telephone (803) 779 0930

    Report of Independent Accountants

    To the Board of Directors and Stockholder of Fleet Mortgage Corp.

    We have examined management's assertion about Fleet Mortgage Corp. and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Progmm for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and perfonning such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

    March 2, 2001

   EX-99.1 (d)

    ERNST & YOUNG   (logo)

    Ernst & Young LLP
    Sears Tower
    233 South Wacker Drive
    Chicago, Illinois 60606-6301
    Phone: (312) 879-2000
    www.ey.com

                   Report on Management's Assertion on Compliance
                 with Minimum Servicing Standards Set Forth in the
               Uniform Single Attestation Program for Mortgage Bankers

                         Report of Independent Accountants


      Board of Directors
      ABN AMRO North America, Inc.

      We have examined management's assertion, included in the accompanying report titled Report of Management, that except for noncompliance with the minimum servicing standard for escrow funds and custodial bank and related clearing account reconciliations, Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ARN AMRO North America, Inc.) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
      (USAP) during the year ended December 31, 2000. Management is responsible for AAMG's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about AAMG's compliance based on our examination.

      Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about AAMG's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with specified requirements.

      In our opinion, management's assertion that, except for noncompliance with the minimum servicing standard for escrow funds and custodial bank and related clearing account reconciliations, AAMG complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

      This report is intended solely for the information and use of the board of directors, management, and AAMG's private investors and is not intended to be and should not be used by anyone other than these specified parties.


      Ernst & Young LLP
      January 22, 2001

      Ernst & Young LLP is a member of Ernst & Young International, Ltd.



   EX-99.1 (e)

    Suite 2700, Independent Square
    One Independent Drive
    PO. Box 190
    Jacksonville, FL 32201-0190

    Independent Auditors' Report

    The Board of Directors
    HomeSide Lending, Inc.:

    We have examined management's assertion about HomeSide Lending, Inc. and subsidiaries' (the Company's) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of S76 million and $20 million., respectively, as of and for the year ended September 30, 2000, included in the accompanying management assertion letter dated December 1, 2000. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively, as of and for the year ended September 3 )0, 2000 is fairly stated, in all material respects.

    LCP

    M M 0 T

    December 1, 2000


    By

    LB

    KPMG LLP KPMG LLP a US. 1imited liability partinership, is all member of KPMG international, a Swiss ass:xiavon.



   EX-99.1 (f)

   KPMG      (logo)
   1660 International Drive
   McLean, VA 22102



                           Independent Auditors' Report


    The Board of Directors
    First Nationwide Mortgage Corporation:


    We have examined management's assertion about First Nationwide Mortgage Corporation's (the Company's) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as
    we considered  necessary in the circumstances.   We believe that our
    examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.


    January 16, 2001



EX-99.1 (g)

ERNST&YOUNG    (logo)
Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115-1405
Phone: (216) 861-5000
www.ey.com

                  Report on Management's Assertion on Compliance with Minimum Servicing Standars Set Forth in the
               Uniform Single Attestation Program for Mortgage Bankers

                          Report of Independent Accountants

          Board of Directors
          National City Mortgage Co.

          We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co.
          (NCM) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for NCM's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

          Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with those requirements and perfon-ning such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal detem-tination on NCM's compliance with specified requirements.

          In our opinion, management's assertion, that NCM complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

          This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association and NCM private investors and is not intended to be and should not be used by anyone other than these specified parties.

          February 2, 2001



   EX-99.1 (h)

2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

        INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Wells Fargo Home Mortgage:

We have examined management's assertion about Wells Fargo Home Mortgage's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for Wells Fargo Home Mortgage's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Home Mortgage's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Home Mortgage's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Home Mortgage complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.

January 16, 2001



EX-99.1 (i)

ERNST&YOUNG  (logo)

Ernst&Young LLP
1100 Huntington Center
41 South High Street
Columbus, Ohio 43215

Phone: (614) 224-5678
Fax:   (614) 222-3939



        Report of Independent Accountants


        Board of Directors
        The Huntington Mortgage Company

        We have examined management's assertion, included in the accompanying report titled Report of Management, that The Huntington Mortgage Company
        (HMC), a wholly-owned subsidiary of The Huntington National Bank, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) dming the year ended December 31, 2000. Management is responsible for HMC's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about HMC's compliance based on our examination.

        Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HMC's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HMC's compliance with specified requirements,

        In our opinion, management's assertion that HMC complied with the aforementioned requirements during the year ended December 31, 2000 is fairly stated, in all material respects.

        This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and HMC's private investors, and is not intended to be and should not be used by anyone other than these specified parties.

        March 6, 2001




   EX 99.1 (j)

    Grant Thornton   (logo)

    Accountants and
    Management Consultants
    Grant Thornton LLP
    The US Member Firm of
    Grant Thornton International

                 REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S ASSERTION ON
               COMPLIANCE WITH MINIMUM SERVICING STANDARDS SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

         Board of Directors
         Countrywide Credit Industries, Inc.

         We have examined management's assertion about Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended February 28, 2001 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management assertion about the entity's compliance based on our examination.

         Our examination was made in accordance with standards established bythe American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

         In our opinion, management's assertion that Countrywide Credit Industries, Inc. and Subsidiaries (which includes wholly-owned subsidiary, Countrywide Home Loans, Inc.) complied with the aforementioned minimum servicing standards as of and for the year ended February 28, 2001 is fairly stated, in all material respects.

         Los Angeles, California
         March 16, 2001



   EX-99.1 (k)

     KPMG       (logo)

     355 South Grand Avenue
     Suite 2000
     Los Angeles, CA 90071-1568

                    INDEPENDENT ACCOUNTANTS' REPORT

     The Board of Directors
     Downey Financial Corp.:


     We have examined management's assertion about Downey Financial Corp. and subsidiaries'(Downey) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Downey's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Downey's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Downey's compliance with the minimum servicing standards and perforiming such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Downey's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Downey Financial Corp. and subsidiaries has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

     January 17, 2001



EX-99.1 (l)

    Deloitte & Touche LLP
    Two Hilton Court
    P.O. Box 319
    Parsippany, New Jersey 07054-0319

    Tel: (973) 683 7000
    Fax: (973) 683 7459
    www.us.deloitte.com


    Deloitte   (logo)
    &Touche

     INDEPENDENT AUDITORS'REPORT


     Cendant Mortgage Corporation:

     We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated in all material respects.



     February 9, 2001



EX-99.2 (a)

HIBERNIA (logo)
MEMBER FDIC

MANAGEMENT ASSERTION

As of and for the period ended December 31, 2000, Hibernia National Bank has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). As of and for this same period, Hibernia National Bank had in effect a fidelity bond and errors and omissions policy. Refer to the enclosed certificates for the specific amounts.

Gerald J. Lachney
Assistant Vice President

September 13, 2001


HIBERNIA NATIONAL BANK * POST OFFICE BOX 481 * BATON ROUGE, Los Angeles 70821 * 225-381-2000



EX-99.2 (b)

HSBC (logo)

Management Assertion

As of and for the year ended December 31, 2000, HSBC Mortgage Corporation
(USA) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of $508,000,000 and $50,000,000 respectively.



David J. Hunter
President

Daniel B. Duggan
SVP, Secondary Marketing

Susan Wojnar
SVP, Mortgage Servicing


HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY  14043


EX-99.2 (c)

803 929.7107 fax



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 2, 2001

As of and for the year ended December 31, 2000, Fleet Mortgage Corp. and its subsidiaries (the "company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("UAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy of $1000,000,000 and $20,000,000 respectively.


Michael J. Torke
Chief Executive Officer and President


William B. Naryka
Executive Vice President, Chief Financial Officer


Robert A. Rosen
Executive Vice President of Loan Servicing


EX-99.2 (d)

    ABN-AMRO

    ABN AMRO Mortgage Group, Inc.
    4242 North Harlem Avenue
    Norridge, Illinois 60706-1204
    (708) 456-0400

    Affiliates:
    LaSalle Bank
    LaSalle Home Mortgage
    Standard Federal Bank


    Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single attestation Program for Mortgage Bankers

    Report of Management

    We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) are responsible for complying with the minimum servicing standards as set forth in The Mortgage Bankers Association of America's Uniform Single Attestation Program for mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of AAMG's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, AAMG complied, in all material respects, with the minimum servicing standards set forth in the USAP except as described below.

    Escrow funds were not returned to mortgagors within 30 calendar days of loan payoff for 1 out of the 45 tested.

    Custodial bank and related clearing account reconciliations contained items which were not resolved within 90 calendar days of their original identification for 4 out of the 120 tested.

    As of and for this same period, ABN AMRO North America, Inc. had in effect a fidelity bond in the amount of $500,000,000 and an error and omissions policy in the amount $25,000,000.

    Stanley Rhodes
    President

    Richard Geary
    Group Senior Vice President



EX-99.2 (e)

HOMESIDE
LENDING, INC.  (logo)

Management Assertion Letter

As of and for the year ended September 30, 2000, HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HomeSide Lending had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively.


William Glasgow, Jr.


December 1, 2000


Post Office Box 45298, Jacksonville, FL 32232-5298 1-800-874-0209


EX-99.2 (f)

Management Assertion

As of and for the year ended December 31, 2000, First Nationwide Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $125 million and $120 million, respectively.


Signature


Executive Vice President
Title

03-12-01

Date


EX-99.2 (g)

         National City Mortgage Co.
         3232 Newmark Drive
         Miamisburg, Ohio 45342
         Telephone (937) 910-1200

         Mailing Address:
         P.O. Box 1820
         Dayton, Ohio 45401-1820

            Management's Assertion on Compliance with Minimum Servicing
          Standards Set Forth in the Uniform Single Attestation Programfor
                                  Mortgage Bankers

                              Report of Management

         We, as members of management of National City Mortgage Co., (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have perfon-ned an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

         As of and for this same period, NCM had in effect a fidelity bond and errors policy in the amount of $70 million and an omissions policy in the amount of $40 million.



         T. Jack Case Jr., Executive Vice President

         February 2. 2001


   EX-99.2 (h)


     Wells Fargo Home Mortgage (logo)

     1 Home Campus
     Des Moine, IA 50328-0001


      Management Assertion

      As of, and for the year ended December 31,2000, Wells Fargo Home Mortgage has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of, and for the same period, Wells Fargo Home Mortgage had in effect a fidelity bond along with an errors and omissions policy in the amounts of $50 million and $10 million, respectively.



     Pete Wissinger                                    January 16, 2001
     Chief Exicutive                                   Date


     Geoff Dreyer                                      January 16, 2001
     Chief Financial Officer                           Date


     Mike Heid                                         January 16, 2001
     Executive Vice President Loan Servicing           Date


EX-99.2 (i)

Huntington
Mortgage
Company  (logo)

Report of Management


We, as members of management of The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of HMC's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, HMC complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, HMC had in effect a fidelity bond in the amount of $70,000,000 and an errors and omissions policy in the amount of $10,000,000.





Thomas J. Finnegan III
President and Chief Executive Officer

Irving A. Adler
Senior Vice President

March 6, 2001



EX-99.2 (j)

Countrywide  (logo)

4500 Park Granda
Calabasas, CA  91302

(818)225-3000

March 16, 2001

Grant Thornton LLP
1000 Wilshire Boulevard, Suite 300
Los Angeles, CA 90017

Gentlemen:

As of and for the year ended February 28, 2001, Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $230,000,000.

Carlos M. Garcia
Senior Managing Director,
Chief Financial Officer

(P:/gt/2001/3-16-01 USAP)


EX-99.2 (k)

DOWNEY FINANCIAL CORP.

Management's Report on Compliance
with Minimum Servicing Standards

As of and for the year ended December 31, 2000, Downey Financial Corp. and subsidiaries (Downey) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Downey had in effect a fidelity bond in the amount of $15 million limit per loss incident and aggregate coverage of $30 million. Downey also had an errors and omissions policy in the amount of $15 million as of and for the same period.


Daniel D.Rosenthal
President and Chief Executive Officer


Thomas E Prince
Executive Vice President
Chief Financial Officer




January 17, 2001


Downey Financial Corp.
3501 Jamboree Road * P.O. Box 6000 * Newport Beach, CA 92658-6000 *
(949) 509-4500



EX-99.2 (l)

Cendant Mortgage
3000 Leadenhall Road
Mount Laurel, NJ 08054

CENDANT  (logo)
Mortgage

As of and for the year ended December 31, 2000, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

Cendant Mortgage Corporation


Terence W.Edwards
President and Chief Executive Officer


Martin Foster
Vice President Servicing Management Group



EX-99.3 (a)

     HIBERNIA   (logo)
     MEMBER FDIC

     Wells Fargo Bank Minnesota, N.A.
     11000 Broken Land Parkway
     Columbia, MD 21044-3562
     Attention: Master Servicing
     RE: Officer's Certificate


     Dear Master Servicer:


     The undersigned Officer certifies the following for the 2000 fiscal year:

     (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

     (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

     (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

     (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

     (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

    (F) All Custodial Accounts have been reconciled and are properly funded; and

    (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

     Certified By:


     Officer


     Sr. Vice President
     Title


     3/30/01
     Date


   EX-99.3 (b)

      HSBC   (logo)

      Wells Fargo Bank Minnesota, N.A
      11000 Broken Land Parkway
      Columbia, MD 21044-3562

      Attn: Master Servicing

      RE: Officer's Certificate

      Dear Master Servicer:

      The undersigned Officer certifies the following for the 2000 fiscal year:

      (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;
      (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;
      (C) I have confirmed that the Fidelity Bonds, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;
      (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;
      (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the nonpayment has been reported to Wells Fargo Bank Minnesota, N.A.;
      (F) All Custodial Accounts have been reconciled and are properly funded;
          and
      (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

      Certified By:

      Officer

      Title


   EX-99.3 (c)

    Wells Fargo Bank Minnesota., N.A,
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:


    (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank
        Minnesota, N.A.;

    (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

    (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

   (F) All Custodial Accounts have been reconciled and are properly funded; and

   (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


    Certified By:

    Officer

    Title

    Date


EX-99.3 (d)

 ABN-AMR0   (logo)

    ABN AMRO Mortgage Group, Inc.
    4242 North Harlem Avenue
    Norridge, Illinois 60706-1204
    (708) 456-0400

    Affiliates:
    LaSalle Bank
    LaSalle Home Mortgage
    Standard Federal Bank


    CERTIFICATE OF COMPLIANCE

    The undersigned, an officer of ABN AMRO Mortgage Group, Inc., (the "participant"), hereby certifies as follows:

    1. I have made, or caused to be made under my supervision, a review of the activities of ABN AMRO Mortgage Group, Inc. during the preceding calendar year ending December 31, 2000, with respect to performance under the

        and

    2. To the best of my knowledge, based on such review, there is as of this date, no default by ABN AMRO in the fulfillment of any of it's obligations under this issue.

    In witness whereof the undersigned has this Certificate of Compliance this 1st day of March, 2001.

    ABN AMRO Mortgage Group, Inc.

    By:
         Renee' B. Dettman
         Vice President



EX-99.3 (e)

       HOMESIDE   (logo)
       LENDING, INC.

       June 21, 2001


       Ms. Dionne Dixon
       Wells Fargo Bank Minnesota
       11000 Broken Land Parkway
       Columbia, Maryland 21044

       Re:  Annual Officer's Certification
            Fiscal Year Ending September 30, 2000

       Dear Ms. Dixon:

       HomeSide Lending, Inc.(HomeSide) has reviewed its servicing activities on the mortgage loans HomeSide services on behalf of Wells Fargo Bank Minnesota. This review was conducted for the purpose of determining if the servicer has met all servicing obligations under the agreement covering these mortgage loans.

       HomeSide, upon my investigation and to the best of my knowledge, has conducted its servicing activities in compliance with the agreement and is not in default in the fulfillment of any obligations of the agreement. Further, all real estate taxes and hazard insurance premiums have been paid as and when due.

       I apologize for the oversight in sending. Should you have any questions please contact Lynda M. Pohwat at (904)281-4705 or Impohwat@homeside.com.

       Sincerely,



       Karen Bryan
       Vice President


  EX-99.3 (f)

   1ST
   NATIONWIDE
   MORTGAGE   (logo)

   P.O. Box 9481
   Gaithersburg, MD 20898-9481


   Annual Certification for Fiscal Year Ending December 2000

   Dear Investor:


   First Nationwide Mortgage Corporation hereby certifies to the best of our knowledge and belief, the following:

         We paid (or received evidence of payment) all taxes and assessments, and other reportable/lienable items which affect the subject properties.

         We paid (or received evidence of payment) for flood or other casualty insurance in an amount and form sufficient to cover indebtedness.

         We paid FHA or conventional mortgage insurance premiums for the mortgages we service for you, as required.

         All required IRS reporting has been completed in connection with interest on escrow, interest paid by mortgagors in excess of $600.00 and information returns on foreclosure and abandoned properties for the year.

         We properly adjusted the interest rate on adjustable rate mortgages, as required by the note and rider.

         We completed all property inspections, as required by our Servicing Agreement.

         The required fidelity bond and errors and omissions coverages are in force.

         We properly applied all sums relating to principal, interest, taxes, and insurance.

         Funds received are placed in a separate trust account until disbursed.

         Interest on escrow is paid as required under applicable laws, regulations or contracts that require payment on the mortgagors' escrow deposit accounts.

         A review of the activities during the preceding calendar year and of the performance under the Servicing Agreement has been completed and based on that review, we have fulfilled all of the obligations under that agreement.


    Sincerely,


    Deborah S. Mace
    First Vice President


    5280 Corporate Drive, Frederick, MD 21703



EX-99.3 (g)

National City   (logo)
Mortgage

National City Mortgage Co.
3232 Newmark Drive
Miamisburg, Ohio 45342
Telephone (937) 910-1200
Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820


      Wells Fargo Bank Minnesota, N. A.
      Attn: Master Servicing
      11000 Broken Land Parkway
      Columbia, Maryland 21044-3562

      RE:  Annual Officer's Servicing Certification

      Dear Master Servicer:

      The undersigned Officer certifies the following for the 2000 fiscal year:

      (a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;
      (b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;
      (c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;
      (d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;
      (e) All real estate taxes, governmental assessments and any other expenses accrued and due,that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the nonpayment has been reported to Wells Fargo Bank Minnesota, N.A.;
      (f) All Custodial Accounts have been reconciled and are properly funded;
          and
      (g) All annual reports Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


       Certified By:


       Officer  (Charles M. Abourezk)

       National City Mortgage
       Company

       Vice President
       Title

       March 19, 2001
       Date


       No One Cares More!



  EX-99.3 (h)

      WELLS FARGO HOME MORTGAGE (Logo)
      One Home Campus
      Des Moines, IA 50328-0001

      March 20, 2001

      Re: 2000 Annual Certification

      We hereby certify to the best of our knowledge and belief that for the calendar year of 2000:

      1. All real estate taxes, bonds assessments and other lienable items have been paid.

      2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

      3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement or those of a normal prudent lender if not specified, and those premiums due have been paid.

      4. We have made all property inspections as required.

      5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

     6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.


      Sincerely,


      John B. Brown
      Vice President
      Wells Fargo Home Mortgage, Inc.




EX-99.3 (i)

    Huntington
    Mortgage   (logo)
    Company

    OFFICER'S CERTIFICATE

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

    A I have reviewed the activities and performance of the Servicer during the proceeding fiscal year under the terms of the servicing agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform an of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.

    B I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing:

    C I have confirmed that the Fidelity Bond, the Errors and omission Insurance policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    D All premiums for each Hazard insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    E All real estate taxes, government assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if and such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported.

    F    All custodial Accounts have been reconciled and are properly funded;
         and

   G All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.



    Certified By:

    Officer: Michael Greenwood

    Title: Vice President of Servicing

    7-10-01
    Date



EX-99.3 (j)

Countrywide   (logo)
HOME LOANS
400 Countrywide Way SV.44
Simi Valley, California 93065-6298
(805) 520-5100

                             OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., aka Countrywide Funding Corporation and further certifies the following for the fiscal year ended February 28, 2001.

     (A) That all premiums for each Hazard Insurance Policy, Flood Insurance policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect.

     (B) That all accrued and due real estate taxes, governmental assessments and any other expenses, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid with respect to any Mortgaged Property, the reason for non-payment has been reported to your designated representative.

     (C) That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of the Officer knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligation under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform on such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to your designated representative:

     (D) That this Officer has confirmed that the Fidelity Bond, the Error and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect.


Joseph Candelario
First Vice President

Date

Compliance Officer
Loan Administration




EX-99.3 (k)

    Wells Fargo Bank Minnesota, N.A.
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing


    RE: Officers Certificate


    Dear Master Servicer:

    The undersigned officer certifies the following for the 2000 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these officers knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing:

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect.

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable) with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect.

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Norwest Bank Minnesota, N.A.;

(F)   All custodial Accounts have been reconciled and properly funded; and

(G) All annual reports or Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified



Title


Date



DOWNEY SAVING AND LOAN ASSOCIATION, F.A.
Corporate Headquarters:  3501 Jamboree Road
P.O. Box 6000 - Newport Beach, California 92658-949/854-3100



EX-99.3 (l)

    CENDANT   (logo)
    Mortgage

    May 11, 2001

    Wells Fargo
    11000 Broken Land Parkway
    Columbia, MD 21044

    RE: Officer's Certificate
         Annual Certification

    Dear Master Servicer:

    The undersigned officer certifies the following for the 2000 calendar year.

    a) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide
        and to the best of my   knowledge,  the  Servicer  has fulfilled all
        of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo;

    b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

    c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;


    d) To the best of my knowledge, all premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

    e) To the best of my knowledge, all real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo;

    f) To the best of my knowledge, all Custodial Accounts have been reconciled and are properly funded; and

    g) To the best of my knowledge, all annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


    Certified by:


    Officer - Marc J. Hinkle

    Vice President - Loan Servicing
    Title

    5/11/2001
    Date